Form 10-K
period 2004-12-31
MERRILL LYNCH DEPOSITOR INC PPLUS TRUST SERIES DCC 1
filed 2005-03-29
CIK 1257834

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       ----------------------------------



                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                       ----------------------------------

           For the fiscal year ended:             Commission file number:
              December 31, 2004                            001-31760

                          MERRILL LYNCH DEPOSITOR, INC.
                     (ON BEHALF OF PPLUS TRUST SERIES DCC-1)
             (Exact name of registrant as specified in its charter)

                DELAWARE                            13-3891329
             (State or other                    (I. R. S. Employer
             jurisdiction of                    Identification No.)
             incorporation)




             WORLD FINANCIAL CENTER,                       10080
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

                           None.

         ITEM 3.           LEGAL PROCEEDINGS

                           None.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

         PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

         ITEM 9B.          OTHER INFORMATION

                           None.

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

         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         PART IV

         ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                           (a)(1)   Financial Statements: Not Applicable

                           (a)(2)   Financial Statement Schedules: Not
                                    Applicable

                           (a)(3)   List of Exhibits

                           The following exhibits are filed as part of, and incorporated by reference into this Annual Report on Form 10-K:

                                    31.1     Certification of President of
                                             Registrant dated March 29, 2005,
                                             pursuant to Rules 13a-14 and 15d-14
                                             under the Securities Exchange Act
                                             of 1934, as adopted pursuant to
                                             Section 302 of the Sarbanes-Oxley
                                             Act of 2002, with respect to the
                                             Registrant's Annual Report on Form
                                             10-K for the year ended December
                                             31, 2004.

                                    99.1     Trustee's Annual Compliance
                                             Certificate dated March 24, 2005.

                                    99.2     Report of Deloitte & Touche LLP,
                                             Independent Registered Public
                                             Accounting Firm dated March 25,
                                             2005, Registrant's Assertion on
                                             Compliance with PPLUS Minimum
                                             Servicing Standards dated March 25,
                                             2005 and PPLUS Minimum Servicing
                                             Standards.

                                    99.3     Report of Ernst & Young LLP,
                                             Independent Registered Public
                                             Accounting Firm dated March 14,
                                             2005, The Bank of New York's
                                             Assertion on Compliance with PPLUS
                                             Minimum Servicing Standards dated
                                             March 14, 2005 and PPLUS Minimum
                                             Servicing Standards.

                           (b)      Exhibits

                                    The Registrant hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

                           (c)      Financial Statement Schedules

                                    Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        MERRILL LYNCH DEPOSITOR, INC.

Date:  March 29, 2005                   By: /s/ Stephan Kuppenheimer
                                           ------------------------------------
                                            Name:  Stephan Kuppenheimer
                                            Title: President